Form 10QSB
period 2001-03-31
SEARCH VENTURES INC
filed 2001-04-18
CIK 1117457

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2001
   OR

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


             Class                        Outstanding at March 31, 2000

Common Stock, par value $0.001                    1,000,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SEARCH VENTURES, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)
                                  Balance Sheet
                                  (U.S. Dollars)

                                         6 Months Ended      Fiscal Year
                                         March 31,           Ended September 30,
                                               2000               2000
                                            (Unaudited)


ASSETS
CURRENT ASSETS
  Cash and bank                           $        -             $       -
----------------------------------------------------------------------------

INCORPORATION COSTS                            1,017                 1,017
----------------------------------------------------------------------------
TOTAL ASSETS                              $    1,017             $   1,017
============================================================================



LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $    1,717             $   1,517
----------------------------------------------------------------------------
TOTAL LIABILITIES                              1,717                 1,517
----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 20,000,000 common shares with a
  par value of $0.001 each
ISSUED AND OUTSTANDING
1,000,000 common shares with a par
  value of $0.001 at March 31,
  2001 and at September 30, 2000               1,000                 1,000
----------------------------------------------------------------------------
                                               1,000                 1,000
Deficit Accumulated During the
  Development stage                           (1,700)               (1,500)
----------------------------------------------------------------------------
                                                (700)                 (500)
----------------------------------------------------------------------------

                                          $    1,017             $   1,017
============================================================================

CONTINUING OPERATIONS (NOTE 1)

                        SEARCH VENTURES, INC.
                        (A Delaware Corporation)
                      (A development stage company)
                            Statement of Loss
                              (U.S. Dollars)
                                (Unaudited)




                                 3 months     6 months  3 months     6 months
                                 ended        ended     ended        ended
                                 December 31, March 31, December 31, March 31,
                                 2000         2001      1999         2000

Expenses
Legal                            $ 100         $ 200     $ -         $  -
Accounting and audit                -             -        -            -
--------------------------------------------------------------------------------
Net earnings (loss) for
  the period                     $ (100)       $ (200)   $ -         $  -
=====================================================
Basic and diluted loss per share $(0.0001)     $(0.0001) $ (0.000)   $(0.000)
--------------------------------------------------------------------------------
Weighted average shares
  Outstanding                     1,000,000     1,000,000  1,000,000   1,000,000
--------------------------------------------------------------------------------

                        SEARCH VENTURES, INC.
                        (A Delaware Corporation)
                      (A development stage company)
                         Statement of Cash Flow
                              (U.S. Dollars)
                                (Unaudited)



                                 3 months     6 months  3 months     6 months
                                 ended        ended     ended        ended
                                 December 31, March 31, December 31, March 31,
                                 2000        2001       1999         2000


Cash provided by (used in)

Operations
Net Loss for period              $ (100)    $ (200)     $  -         $ -
-------------------------------------------------------------------------------
                                      -        -           -           -
Net change in non-cash working
   capital balances

Accounts payable                    100       200          -           -
Accrued interest                      -         -          -           -
Convertible Debenture                 -         -          -           -
-------------------------------------------------------------------------------
Net cash used in operating
  activities                          -         -          -           -
-------------------------------------------------------------------------------
Change in cash for period             -         -          -           -

Cash, beginning of period             -         -          -           -
-------------------------------------------------------------------------------
Cash, end of period              $    -     $   -       $  -         $ -
===============================================================================

                            SEARCH VENTURES, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)

                          Notes To Financial Statements
                          Period March 31, 2001
                                 (U.S. Dollars)


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

Dated:  April 17, 2001