Form 10QSB
period 2001-06-30
SEARCH VENTURES INC
filed 2002-01-23
CIK 1117457

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 June 30, 2001
   OR

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


             Class                        Outstanding at June 30, 2001

Common Stock, par value $0.001                    1,000,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SEARCH VENTURES, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)
                                  Balance Sheet
                                  (U.S. Dollars)

                                         Fiscal Year        9 Months Ended
                                       Ended September 30,   June 30,
                                           2000               2001
                                                             (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and bank                           $        -             $       -
----------------------------------------------------------------------------

INCORPORATION COSTS                            1,017                 1,017
----------------------------------------------------------------------------
TOTAL ASSETS                              $    1,017             $   1,017
============================================================================



LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $    1,517             $   1,817
----------------------------------------------------------------------------
TOTAL LIABILITIES                              1,517                 1,817
----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 20,000,000 common shares with a
  par value of $0.001 each
ISSUED AND OUTSTANDING
1,000,000 common shares with a par
  value of $0.001 at June 30,
  2001 and at September 30, 2000               1,000                 1,000
----------------------------------------------------------------------------
                                               1,000                 1,000
Deficit Accumulated During the
  Development stage                           (1,500)               (1,800)
----------------------------------------------------------------------------
                                                (500)                 (800)
----------------------------------------------------------------------------

                                          $    1,017             $   1,017
============================================================================

CONTINUING OPERATIONS (NOTE 1)

                        SEARCH VENTURES, INC.
                        (A Delaware Corporation)
                      (A development stage company)
                            Statement of Loss
                              (U.S. Dollars)
                                (Unaudited)




                                 3 months     9 months  3 months     9 months
                                 ended        ended     ended        ended
                                 June 30,     June 30,  June 30,     June 30,
                                 2001         2001      2000         2000

Expenses
Legal                            $ 100         $ 300     $ -         $  -
Accounting and audit                -             -        -            -
--------------------------------------------------------------------------------
Net earnings (loss) for
  the period                     $ (100)       $ (300)   $ -         $  -
================================================================================
Basic and diluted loss per share $(0.0001)     $(0.0003) $ (0.000)   $(0.000)
--------------------------------------------------------------------------------
Weighted average shares
  Outstanding                     1,000,000     1,000,000  1,000,000   1,000,000
--------------------------------------------------------------------------------

                        SEARCH VENTURES, INC.
                        (A Delaware Corporation)
                      (A development stage company)
                         Statement of Cash Flow
                              (U.S. Dollars)
                                (Unaudited)



                                 3 months     9 months  3 months     9 months
                                 ended        ended     ended        ended
                                 June 30,     June 30,  June 30,     June 30,
                                 2001         2001      2000         2000


Cash provided by (used in)

Operations
Net Loss for period              $ (100)    $ (300)     $  -         $ -
-------------------------------------------------------------------------------
                                      -        -           -           -
Net change in non-cash working
   capital balances

Accounts payable                    100       300          -           -
Accrued interest                      -         -          -           -
Convertible Debenture                 -         -          -           -
-------------------------------------------------------------------------------
Net cash used in operating
  activities                          -         -          -           -
-------------------------------------------------------------------------------
Change in cash for period             -         -          -           -

Cash, beginning of period             -         -          -           -
-------------------------------------------------------------------------------
Cash, end of period              $    -     $   -       $  -         $ -
===============================================================================

                            SEARCH VENTURES, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)

                          Notes To Financial Statements
                          Period June 30, 2001
                                 (U.S. Dollars)


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

4.   Income taxes

     The Company has net operating losses which may give rise to future tax benefits of approximately $1,800 as of June 30, 2001. To the extent not used, net operating loss carryforwards expire in beginning in the year 2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

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